Form 10-K
period 2026-02-28
CarMax Auto Owner Trust 2025-1
filed 2026-05-27
CIK 2049715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026
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

Date: May 27, 2026

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